Form 10KSB
period 2001-12-31
NEW ALLIED DEVELOPMENT CORP
filed 2002-04-01
CIK 310179

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

         For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______________________ to ________________


                         Commission file number 0-08973
                                                -------

                       New Allied Development Corporation
    ------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Colorado                                            84-0809889
-----------------------------------                          -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


   201 East Round Grove Road, #1028
          Lewisville, Texas                                           75067
----------------------------------------------                      ----------
(Address of principal executive offices)                            (Zip Code)


Issuer's telephone number (469) 671-0040
                          --------------

Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of each exchange on
   Title of each class                                  which registered

None
-----------------------------                      -----------------------------

Securities registered under Section 12(g) of the Exchange Act:

    Common Stock, no par value
    --------------------------
        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes X     No
                                                                ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $-0-
                                                          ----

Of the 5,674,707 shares of voting stock of the registrant issued and outstanding as of March 31, 2002, 2,485,389 shares are held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates as of March 30, 2001. $74,562

Transitional Small Business Disclosure Format:  Yes       No  X
                                                   ---       ---

                                     PART I

Item 1. Description of Business.

     (a) Business Development.

     New Allied Development Corporation was organized under the laws of the State of Colorado on December 29, 1978. Our executive offices are presently located at 201 East Round Grove Road, #1028, Lewisville, Texas 75067, and our telephone and facsimile number is (469) 671-0040. In 1979, we commenced business through a plan of dissolution for Allied Nuclear Corporation as a result of which shares of common stock of New Allied Development that had been registered with the U.S. Securities and Exchange Commission were distributed to shareholders of Allied Nuclear. New Allied Development then evolved through a series of businesses no longer applicable to its current business. In 1994, we obtained real estate brokerage licenses and acquired real estate franchises in Missouri and Colorado that were abandoned in 1995 and 1996, respectively. Prior to 1995, we were involved in the development and sale of real estate in and around Black Hawk, Colorado, and the procurement and licensing of rights to certain medical products. We are no longer involved in these activities.

     Between 1990 and July 1993, New Allied Development, through Tommyknocker Casino Corp., a wholly-owned subsidiary, acquired interests in real property in Black Hawk, Colorado, and made plans to develop the properties for gaming and hotel purposes. We then disposed of the properties as described below. On August 6, 1993, we sold a portion of the property slated to be developed for gaming purposes (the "Casino Property") to Country World Casinos, Inc. We received $550,000 as a cash down payment and a $3,450,000 principal amount, eight per cent interest-bearing promissory note that was payable over a ten-year period
(the "Casino Note"). The Casino Note was secured by a second deed of trust on the Casino Property. In addition, we received 2,250,000 shares of convertible preferred stock of Country World Casinos. The preferred stock was convertible into common stock of Country World Casinos on a one-for-one basis. On August 25, 1993, we entered into an agreement to sell additional real property that we owned in Black Hawk, Colorado, targeted for development for hotel purposes (the "Hotel Property") to Country World Casinos. The purchase price for the Hotel Property was $1,008,000, consisting of:

     o    A $10,000 non-returnable deposit paid upon execution of the agreement;

     o    An additional payment of $190,000 that was made at the closing;

     o Two hundred fifty thousand shares of common stock of Country World Casinos; and

     o Country World Casino's promissory note in the principal amount of $725,000, with interest at the rate of eight per cent per annum, to be paid over a ten-year period (the "Hotel Note").

     The Hotel Note was secured by a first deed of trust on the Hotel Property. The transaction closed on June 29, 1994.

     In October 1999, after engaging in extensive litigation with Country World Casinos over a period of four years, we settled all claims with Country World Casinos. Pursuant to the settlement, we:

     o Retained the payments that had been made by Country World Casinos with respect to the two real estate sales;

     o    Retained the 250,000 shares of Country World Casinos common stock;

     o Retained the 2,250,000 shares of convertible preferred stock of Country World Casinos; and

     o    Received a deed in lieu of foreclosure to the Hotel Property.

     We converted and sold the Country World Casinos convertible preferred stock. At the time we received the deed in lieu of foreclosure to the Hotel Property, we learned of certain title defects to the Hotel Property. We made claims against the two title insurance policies that were issued in connection with the Hotel Property; one against the Owners Policy issued in the original acquisition by New Allied Development and the other against the Lender's Policy issued upon the subsequent sale to Country World Casinos. All claims against the title insurance companies have been settled with New Allied Development receiving compensation for the title defects. As a result of the title defects, New Allied Development has no rights in the Hotel Property except for a few remaining mining claims in Blackhawk, Colorado.

     During the period from 1995 through 1999, we were involved primarily in the business of lending money. We have no further plans to engage in the lending business. In December 1996 and March 1997, we extended loans of $300,000 and $27,000, respectively, to Drew Incorporated, a Pennsylvania corporation. The loan proceeds were used to purchase a parcel of real estate located in Monument, Colorado, that we intended to develop for residential and commercial purposes. Drew's interest in another portion of the parcel of real estate devoted to the development venture was lost to a third party through foreclosure. The $327,000 in loans (collectively, the "Drew Notes") was secured by a first deed of trust on a separate parcel of property also located in Monument, Colorado, comprised of eight acres. The Drew Notes accrued interest at the rate of 12% per annum and matured on September 15, 1997. Pursuant to the terms of the Drew Notes, we were entitled to 10.5% of the profits, if any, from the development of the Monument, Colorado, property slated for residential and commercial development. The Drew Notes were not repaid and went into default. In October 1999, we issued a Notice of Default to Drew in order to commence a foreclosure proceeding. After negotiations to stay the foreclosure proceeding failed, we proceeded to foreclose on the separate eight acres of Monument real estate. We purchased the land subject to the deed of trust in a foreclosure sale held on May 3, 2000. The redemption period on the foreclosure proceeding ended on or about November 15, 2000. The land is pledged as collateral to Pendleton, Friedberg, Wilson & Hennessey, P.C., a Denver, Colorado, law firm, to secure payment of approximately $229,378 in unpaid legal fees, costs and late charges. We listed the property for sale with Re/Max Real Estate Group, Colorado Springs, Colorado, on November 15, 2000. The Exclusive Right-To-Sell Listing Contract expired on March 1, 2002. Management's plans to sell the property remain unchanged. Regarding the proposed sale, however, management is presently contemplating its options with regard to other real estate brokers and otherwise.

     In 1999, we made an unsecured loan in the amount of $69,500 to Ms. Teresa Portman, an individual (the "Portman Note"). The proceeds from this loan were used to purchase a restaurant and pub in England. The Portman Note bears interest at 12% per annum and was due in full on July 1, 2000. The Portman Note is currently in default and we believe it to be uncollectible. Accordingly, in the accompanying consolidated financial statements of New Allied Development and Tommyknocker Casino, the allowance for uncollectibility is shown to be the $81,644 principal balance of the Portman Note at December 31, 2000.

     New Allied Development is now an inactive, publicly-quoted company with minimal assets, except for the parcel of real estate located in Monument, Colorado, that is offered for sale. The property is pledged as collateral to secure our indebtedness to Pendleton, Friedberg, Wilson & Hennessey, P.C., for unpaid legal fees, costs and late charges totaling approximately $229,378. As of December 31, 2001, we had total liabilities of $1,300,172, including the
$755,454 principal balance of an unsecured, eight and one-half per cent interest-bearing promissory note payable to the Morningstar Trust for the re-purchase of common stock. We believe that we can satisfy these liabilities by applying the proceeds from the sale of the Monument, Colorado, real estate to extinguish a portion of the indebtedness and by converting the balance of the liabilities to equity and/or otherwise extinguishing them. Management believes that, with the above-described attributes, we will be attractive to privately-held companies interested in becoming publicly-traded by means of a business combination with New Allied Development in lieu of offering their own securities to the public. We intend to pursue negotiations with qualified candidates. See (b) "Business of Issuer" immediately below for a description of our plan of operation.

     (b) Business of Issuer.

Pre-Combination Activities and Plan of Operation

     Assuming the success of our plan to satisfy a portion of our liabilities with the proceeds from the sale of the parcel of real estate located in Monument, Colorado, and convert the balance of the indebtedness to equity or otherwise extinguish it, New Allied Development is intended to serve as an inactive, publicly-quoted company with minimal assets and liabilities. With these characteristics, management believes that we will be attractive to privately-held companies interested in becoming publicly-traded by means of a business combination with New Allied Development, without offering their own securities to the public. We intend to pursue negotiations with qualified candidates. The term "business combination" (or "combination") means the result of:

     o A statutory merger or consolidation involving New Allied Development and a privately-held business;

     o The exchange of securities of New Allied Development for the assets or outstanding equity securities of a privately-held business;

     o The merger or consolidation of a privately-held business with or into a wholly-owned subsidiary of New Allied Development formed for that purpose;

     o The sale of securities of New Allied Development for cash or other value to a business entity or individual; and

     o    Similar transactions.

     A business combination may be structured as a merger, consolidation, exchange of our common stock for assets or the outstanding securities of the business acquired, the sale of common stock for cash or any other form that will result in the combined entity being a publicly-held corporation. A sale of common stock for cash or an exchange of common stock for assets or securities may be made to an individual or a business entity. It is not likely that any proposed combination will be subject to the approval of our shareholders. Pending negotiation and completion of business combination, we anticipate that we will have no business activities or sources of revenues and will incur no significant expenses or liabilities other than expenses related to the preparation of a Current Report on Form 8-K required to conform with the provisions of Section 13 of the Securities Exchange Act of 1934, or to the negotiation and/or consummation of a business combination.

     In our efforts to identify and evaluate business opportunities, we will not limit our search to any particular geographical area, industry or industry segment and may enter into a business combination with a private company engaged in any line of business, including service, financial, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other line of business. Management's discretion is, as a practical matter, unlimited in the selection of a candidate for a combination. Our search generally will be directed toward small- to medium-sized companies, defined for purposes of this registration statement as those having $2 to $50 million in revenues. Depending upon the target company's financial position and future business prospects, our shareholders will in all likelihood hold no more than 5-10% of the common stock of New Allied Development following any merger or acquisition. Accordingly, any merger, acquisition or other business combination effected by New Allied Development can be expected to have a significant dilutive effect on the percentage of shares of common stock held by our then-shareholders.

     As of the date of this report,  we have not entered  into any  agreement or understanding of any kind with any person regarding a business combination. There can be no assurance that we will be successful in locating a suitable candidate for a business combination or in concluding such a transaction on acceptable terms. Our Board of Directors has not established a time limitation by which we must consummate an acceptable business combination; however, if we are unable to consummate a suitable combination within a reasonable period, such period to be determined by our Board of Directors in its sole discretion, the Board of Directors will most likely recommend New Allied Development's liquidation and dissolution.

     We will participate in a business combination only after the negotiation and execution of a written agreement. Although the terms of any such agreement cannot be predicted, these agreements generally provide for representations and warranties by the various parties to the agreements, conditions of closing, post-closing covenants and restrictions, reciprocal indemnities, remedies upon default and other terms. As a general matter, management anticipates that we will enter into a letter of intent with the management, principals or owners of a prospective combination candidate. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind us to consummate it. Execution of a letter of intent will by no means indicate that consummation of a combination is probable. We will not be bound unless and until we execute a definitive agreement concerning the business combination, as described in this paragraph, and then only if we have no contractual right to terminate the agreement on specified grounds.

     Management is unable to predict whether or when, if ever, that we will complete a merger, acquisition or other business combination with a private company. In the event that we successfully conclude a business combination, we will pursue the business activities of the target company. Further, because the transaction proposed with a private company will likely be structured so as to involve a change in control of New Allied Development, it is probable that target company management will replace our present executive officers and directors, and that our business will be subject to control of target company management. In that event, our shareholders will depend entirely upon the business judgment of the new members of management, with no information about their business backgrounds or their intentions with respect to the operation of New Allied Development.

     Prior to consummation of any combination (other than a mere sale by New Allied Development of a controlling interest in its outstanding stock), we will require that the business to be combined provide us with a balance sheet as of the most recent fiscal year-end and statements of operations, cash flows and changes in stockholders' equity for the two most recent fiscal years, audited by certified public accountants acceptable to our management. These financial statements must be adequate to satisfy our reporting obligations under Section 13 of the Securities Exchange Act of 1934. No assurance can be made that any private company targeted by management as a merger or acquisition candidate will have or be able to reasonably obtain the information and/or audited financial statements required to be made publicly available. Consequently, if any targeted acquisition prospect did not have and was unable to reasonably obtain the requisite information and/or audited financial statements, the acquisition, although otherwise extremely desirable, might not be undertaken by New Allied Development because of the applicability of the reporting requirements of the Securities Exchange Act of 1934. We may be expected to incur significant legal fees and accounting costs and expenses during the final stages of a merger, acquisition or other business combination, which would not be recoverable if a decision were later made not to participate in a specific business opportunity.

Business Combination Suitability Standards

     In seeking business combination candidates, management anticipates that the most desirable candidates will possess the following attributes:

     o Strong operating revenues or, in lieu thereof, the likelihood of launching a business where contracts, purchase orders or other relationships will generate revenues.

     o    Experienced   management   in  existence  or  available  to  join  the
          management team.

     Management also may consider the following, among other, factors:

     o    If the candidate is an operating company, its financial track record.

     o The candidate's economic prospects, such as potential for significant growth in revenues and earnings, proprietary technology and rights, strength of marketing concept and size of potential market.

     o The candidate's capital requirements and its access to expansion capital.

     o Special risks associated with the candidate and its industry or industry segment.

     o Perceived desirability of the candidate and its industry or industry segment or its product(s) to investors in the public capital markets.

     o    Current and potential future competition.

     We will generally seek to avoid companies whose business appears to be fad-oriented or otherwise incapable of sustained long-term growth. We will also emphasize the acquisition of businesses that lend themselves to the establishment of a franchise program or similar means of rapid establishment of a distribution network.

Post-Combination Activities

     Following consummation of a combination, we anticipate that control of New Allied Development will change as a result of the issuance of additional common stock to the shareholders of the business acquired in the combination. Once such control has been assumed, it is likely that the new controlling shareholders will call a meeting for the purpose of replacing our incumbent directors with candidates of their own, and that the new directors will then replace the incumbent officers with their own nominees. Current management will not object to these replacements when duly made. See Part I, Item 5., "Directors, Executive Officers, Promoters and Control Persons" for a list of our current executive officers and directors.

Competition

     We will be in direct competition with many entities in our efforts to locate suitable business opportunities. Included in the competition will be business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management and management consultant firms and private individual investors. Most of these entities will possess greater financial resources and will be able to assume greater risks than those that we, with our limited capital, could consider. Many of these competing entities will also possess significantly greater experience and contacts than our management. Moreover, we also will be competing with numerous small public companies for these opportunities.

Employees and Consultants

     As of the date of this report, we employ two individuals, Ms. Erica J. Hull, the President, the Chief Executive Officer and a director of New Allied Development, and Ms. Judy Nation, the Secretary/Treasurer and a director of New Allied Development, on a part-time basis. Ms. Hull was employed full time from September 1993 through March 2001, and has been employed part time since March 2001. Since January 1, 2001, her salary has been accrued at the rate of $24,000 per annum. During the year ended December 31, 2000, she received a salary of $52,760, $17,500 of which was accrued for the six-month period from July 1 through December 31, 2000. Ms. Hull received a salary of $100,891 for the 1999 fiscal year. She and Ms. Nation each received aggregate cash compensation of $1,000 during the fiscal year ended December 31, 1998. Ms. Nation is not expected to receive any cash compensation for the foreseeable future.

     Ms. Hull devotes approximately 25% of her time to New Allied Development's and Tommyknocker Casino's business and affairs. Ms. Nation devotes only such time to the business and affairs of New Allied Development and/or Tommyknocker Casino that she deems necessary. Ms. Hull and Ms. Nation are expected to resign their positions upon our consummation of a business combination with a suitable candidate. We anticipate that if we are successful in consummating a business combination with such a candidate, our newly-elected executive officers will receive reasonable salaries and other appropriate compensation, such as bonuses, coverage under medical and/or life insurance benefits plans and participation in stock option and/or other profit sharing or pension plans, for their services as executive officers of New Allied Development. Additionally, they may receive fees for their attendance at meetings of the Board of Directors.


Item 2. Description of Property.

     New Allied Development and Tommyknocker Casino maintain their offices rent-free at the residence of Ms. Erica J. Hull, our President and Chief
Executive Officer, located at 201 East Round Grove Road, #1028, Lewisville, Texas 75067. We have a verbal arrangement with Ms. Hull for the provision of the office space. There are no termination arrangements in the verbal agreement for office space with Mr. Hull. We anticipate the continued utilization of these offices on a rent-free basis until such time, if ever, as we obtain sufficient funding from debt and/or equity financing and/or generate a level of earnings sufficient to enable us to rent office space in Texas from independent third parties. The space we currently occupy is expected to be adequate to meet our foreseeable future needs. New Allied Development's and Tommyknocker Casino's telephone and facsimile number is (469) 671-0040.

     We purchased eight acres of real estate located in Monument, Colorado, subject to a first deed of trust in the amount of $327,000, at a foreclosure sale held on May 3, 2000. The property, zoned "commercial," is located seventeen miles north of Colorado Springs, Colorado, on Synthe Avenue. The promissory notes in the principal amounts of $300,000 and $27,000 accrued interest at the rate of 12% per annum and matured on September 15, 1997. Pursuant to the terms of the notes, we were entitled to 10.5% of the profits, if any, from the development of another Monument, Colorado, property slated for residential and commercial development. The redemption period on the foreclosure proceeding ended on or about November 15, 2000. The land is pledged as collateral to Pendleton, Friedberg, Wilson & Hennessey, P.C., a Denver, Colorado, law firm, to secure payment of approximately $229,378 in unpaid legal fees, costs and late charges. We listed the property for sale with Re/Max Real Estate Group, Colorado Springs, Colorado, on November 15, 2000. The Exclusive Right-To-Sell Listing Contract expired on March 1, 2002. Management's plans to sell the property remain unchanged. Regarding the proposed sale, however, management is presently contemplating its options with regard to other real estate brokers and otherwise.

     We own several patented U.S. mining claims located in and around Blackhawk, Colorado. Book value of the mining claims is $-0-.


Item 3. Legal Proceedings.

     Neither New Allied Development nor Tommyknocker Casino knows of any legal proceedings to which either company is a party or to which the property of either company is the subject that are pending, threatened or contemplated or any unsatisfied judgments against either New Allied Development or Tommyknocker Casino.

     On June 29, 1994, the U.S. Securities and Exchange Commission commenced an Administrative Proceeding (File No. 3-8395) styled In the Matter of New Allied Development Corporation, Erica J. Hull and Grady A. Sanders in which the Commission alleged that New Allied Development, Ms. Hull and Mr. Sanders (collectively, the "Respondents") violated Section 17(a), subsections (1), (2) and (3), of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Additionally, Mr. Sanders was charged with violations of Sections 5(a) and (c) of the Securities Act of 1933. The Commission principally argued that New Allied Development, through Ms. Hull, its President, and Mr. Sanders, its then Project Manager, issued a total of six false and misleading disclosure statements pursuant to Securities Exchange Act Rule 15c2-11 and press releases and/or failed to disclose certain material facts relating to the development of its gaming project in Black Hawk, Colorado. All Respondents denied the allegations and a hearing was held in January 1995.

     On August 31, 1995, Administrative Law Judge Glenn Robert Lawrence rendered a decision (the "ALJ Decision") substantially in favor of the Commission's position. The administrative law judge found that Respondents, in connection with the offer and sale of New Allied Development securities, failed to state material facts and made false and misleading statements of material facts in violation of the antifraud provisions of Section 17(a)(1) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 under the Securities Exchange of 1934. The administrative law judge also found that Mr. Sanders sold unregistered shares of New Allied Development stock and realized proceeds of $115,195 in violation of the registration provisions of
Section 5(a) and (c) of the Securities Act of 1933. The foregoing description is a brief summary of the findings of the administrative law judge and is qualified in its entirety by the more detailed description of the findings contained in the Opinion of the Commission and Order Imposing Remedial Sanctions, In the Matter of New Allied Development Corporation, Erica J. Hull, and Grady A. Sanders, Admin. Proc. File No. 3-8395, Rel. No. 37990, November 26, 1996, copies of which are incorporated herein by reference to Exhibits 99.1 and 99.2 to this Registration Statement on Form 10-SB/A. No penalties were assessed against New Allied Development; however, the following relief was granted against New Allied Development, Ms. Hull and Mr. Sanders:

     o Ms. Hull was ordered to pay administrative penalties of $50,000 for each of the three false 15c2-11 disclosure statements and press releases.

     o Mr. Sanders was ordered to pay administrative penalties of $50,000 for each of the three false 15c2-11 disclosure statements and press releases , and for each of his fourteen sales of unregistered securities.

     o Ms. Hull and Mr. Sanders each were barred from any association with an offering of penny stock.

     o Mr. Sanders was ordered to disgorge proceeds of $115,195 realized from fourteen sales of unregistered stock to his nominees plus prejudgment interest.

     o Respondents were ordered to perform an accounting of the use of New Allied Development funds for the personal expenses of Ms. Hull and Mr. Sanders.

     o Ms. Hull and Mr. Sanders were ordered to disgorge funds used for personal expenses.

     o Respondents were ordered to cease and desist from committing or causing future violations of Section 17(a) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder.

Respondents appealed the ALJ Decision.

     On November 26, 1996, the Commission issued an Order Imposing Remedial Sanctions (the "Appeal Order") in the appeal of the ALJ Decision. The Appeal Order reduced the penalties assessed against Ms. Hull from $50,000 to $25,000 for each of the three false 15c2-11 disclosure statements and press releases, amounting to a total of $150,000 in penalties. The Appeal Order also set forth the Commission's finding that there was no basis in the ALJ Decision requiring Ms. Hull and Mr. Sanders to disgorge funds used for personal expenses and for New Allied Development, Ms. Hull and Mr. Sanders to perform an accounting. The remaining sanctions imposed against Ms. Hull and Mr. Sanders in the ALJ Decision were affirmed by the Commission.

     The sanctions against Ms. Hull were based upon false statements in the three 15c2-11 Disclosure Statements and the three press releases. Those false statements related primarily to the following:

     o    The controlling influence of Mr. Sanders on New Allied Development;

     o The complete history of Mr. Sanders' securities law violations of Mr. Sanders;

     o The ownership or control of New Allied Development stock by Mr. Sanders through nominees; o The indirect ownership of New Allied Development stock by a former shareholder and his history of securities law violations; and

     o    The value of the medical products acquired by New Allied Development.

     Prior to the Appeal Order, New Allied Development had addressed the violations as follows:

     o    The role of Mr. Sanders with New Allied Development was terminated;

     o A former shareholder transferred his shares of New Allied Development stock; and

     o The New Allied Development financial statements were corrected for the value of the medical products.

     New Allied Development and Ms. Hull are complying with all penalties assessed against them in the various orders. Ms. Hull has paid approximately $12,000 of the administrative penalties assessed against her and made an offer to the U.S. Department of the Treasury to settle the balance of approximately $138,000 of the liability. Ms. Hull has had no association with an offering of penny stock since she was ordered not to do so. She intends to structure a business combination between New Allied Development and a suitable candidate in such a manner so as not to violate this order. To the best of Ms. Hull's knowledge, neither she nor New Allied Development have committed or caused any violations of Section 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 or Rule 10b-5 under the Securities Exchange Act of 1934 since they were ordered not to do so. Neither New Allied Development nor Ms. Hull has any knowledge of whether Mr. Sanders is complying with any of the penalties assessed against him.


Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2001, covered by this report, to a vote of our shareholders, through our solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     (a) Market Information, Holders and Dividends.

     (i) Market Information.

     Our common stock is traded over the counter in the "pink sheets" under the symbol "NEAL." Set forth below are the high and low closing bid quotations in the over-the-counter market for the common stock as reported by the relevant market makers for the fiscal years ended December 31, 2001, 2000 and 1999. The high and low closing bid quotation in the over-the-counter market for the common stock, as reported by the relevant market makers on March 28, 2002, was $.03. Quotations represent inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                    Fiscal 2001           Fiscal 2000            Fiscal 1999
Quarter Ended    High Bid  Low Bid     High Bid  Low Bid     High Bid   Low Bid
-------------    -----------------     -----------------     -------------------
March 31         $.07       $.05       $.10       $.03       $.12         $.08
June 30           .05        .03        .09        .07        .12          .05
September 30      .03        .03        .07        .07        .05          .05
December 31       .03        .03        .07        .07        .05          .04

     (ii) Holders.

     As of March 28, 2002, we had 437 shareholders of record of our 5,674,707 outstanding shares of common stock.

     (iii) Dividends.

     We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

     (b) Recent Sales of Unregistered Securities.

     We issued to the late Michael C. Hull, D.O., 366,667 shares of common stock on September 5, 2000, for $11,000 in cash ($.03 per share) and 833,334 shares on February 23, 2001, for $25,000 in cash ($.03 per share). Dr. Hull, the late brother of Ms. Erica J. Hull, our President and Chief Executive Officer, served as a Vice President, director and controlling shareholder of New Allied Development from the date of the company's inception on December 29, 1978, through the date of his death on September 26, 2001. Ms. Hull received ownership of the shares upon Dr. Hull's death. On December 23, 2001, we issued 66,667 shares of common stock to Ms. Hull for $2,000 in cash ($.03 per share). As of the date of this report, she owns approximately 52.54% of our common stock.

     On February 23, 2001, and March 13, 2002, we issued 83,334 shares and 191,667 shares, respectively, representing a total of approximately 4.85% of our common stock, to Patricia Cudd, Esq., in consideration for legal services valued at $2,500 and $5,750, respectively ($.03 per share). Ms. Cudd is the sole proprietor of Cudd & Associates, our special securities counsel. See Part I,
Item 7., "Certain Relationships and Related Transactions," for additional information regarding these transactions.

     We relied, in connection with the sales of the above-described shares of common stock, upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. To make the exemption available, we relied upon the fact that our issuance of the shares did not constitute a public securities offering together with the fact that the late Dr. Hull and Ms. Hull were executive officers, directors and controlling shareholders of New Allied Development and Cudd & Associates, a sole proprietorship owned by Ms. Cudd, was our special securities counsel at the time of the sales.


Item 6. Management's Discussion and Analysis or Plan of Operation.

     This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in these forward-looking statements. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this report.

General
-------

     Since January 1, 1999, we have realized no revenues. Since 1999, the last of five years during which we were engaged in the business of lending money, we have been inactive except for the sale in December 2001 of certain mining claims in exchange for restricted shares of common stock of a financial services company whose stock is traded over-the-counter in the "pink sheets." We realized a net loss of $(77,105) ($-0- per share) for the fiscal year ended December 31, 2001, and a net loss of $(261,168) ($.06 per share) for the fiscal year ended December 31, 2000. We have one subsidiary corporation, Tommyknocker Casino Corp.

Plan of Operation
-----------------

     Our plan of operation for the next twelve months is to pursue negotiations and, ultimately, complete a business combination with a qualified, privately-held company interested in becoming publicly-traded by means of a business combination with us, in lieu of offering our own securities to the public. The transaction may take the form of a statutory merger or consolidation; an exchange of securities for assets or outstanding equity securities; the sale of securities for cash or other value; and similar transactions. The success of this plan is dependent upon our ability to satisfy a portion of our liabilities with the proceeds from the sale of our parcel of real estate located in Monument, Colorado, and/or the restricted common stock of the financial services company we acquired in December 2001 and convert the balance of the indebtedness to equity or otherwise extinguish it. If we are successful in extinguishing the bulk of our indebtedness, we believe that we will be an attractive publicly-quoted company, with minimal assets and liabilities, to a suitable privately-held company. We are unable to calculate the cost of our plan of operations over the next twelve months and we cannot be certain that it will be successful. We expect to be able to satisfy our cash requirements from funding provided by Ms. Erica J. Hull, our President and Chief Executive Officer, until we are successful, if ever, in consummating a business combination with a suitable candidate. We believe that this will be feasible because Ms. Hull's salary is presently being accrued and we have no office rent and limited other operating expenses, including, primarily, professional fees and general and administrative expenses. We have no current plans to raise additional capital and our fund-raising efforts have been minimal since we ceased business operations in 1999. We do not expect to perform any research and development during the term of this plan. We do not expect the purchase or sale of any significant equipment or a significant change in the number of employees for the next twelve months.

Results of Operations
---------------------

Year Ended December 31, 2001, Versus Year Ended December 31, 2000
-----------------------------------------------------------------

     We realized no revenues during the years ended December 31, 2001, and December 31, 2000, because we conducted no operations during these periods.

     We incurred a net loss of $(77,105) ($-0- per share) for the year ended December 31, 2001, as compared to a net loss of $(261,168) ($(.06) per share) for the year ended December 31, 2000, because of the factors described below. Operating expenses, consisting of professional fees, general and administrative expenses, provision for uncollectible loan and depreciation and amortization, decreased 95%, from $313,206 for the year ended December 31, 2000, to $16,638 for the year ended December 31, 2001. Other income decreased 216%, from $52,038 to $(60,467) for the year ended December 31, 2000, and 2001, respectively. This was, primarily, because, while we realized interest expense of $(67,978) and $(64,565) and other income of $7,211 and $9,355 during the year ended December 31, 2001, and 2000, respectively, we realized a gain of $107,248 from the sale of securities during the year ended December 31, 2000, as compared to a $300 gain on the sale of assets for the year ended December 31, 2001.

Financial Condition and Liquidity
---------------------------------

     Michael C. Hull, D.O., the late brother of Ms. Erica J. Hull, our President and Chief Executive Officer, was the sole source of our financing from September 2000 until his death in September 2001. He had served as a Vice President and director of New Allied Development since the company's inception on December 29, 1978. From September 2000 through February 2001, we issued a total of 1,200,001 shares of our common stock to the late Michael C. Hull, D.O., for an aggregate of $36,000 in cash ($.03 per share). Our working capital was $(542,170) as of December 31, 2001. We expect that we may experience working capital shortages in the future until such time as we are successful in consummating a merger, acquisition or other business combination with a private company. Until that time, if ever, Ms. Hull is expected to provide the necessary working capital so as to permit us to continue as a going concern. Our strategy in the near future is to sell our real estate parcel located in Monument, Colorado; sell the restricted shares of common stock of the financial services company traded over-the-counter in the "pink sheets" that we received in December 2001 for the sale of certain mining claims; continue to implement measures to reduce our operating expenses in order to offset our lack of operating revenues; and convert the balance of our indebtedness to equity or otherwise extinguish it.
Our future success will be dependent upon our ability to extinguish or significantly reduce our outstanding indebtedness and consummate a business combination upon acceptable terms with a suitable candidate.

     As of December 31, 2001, we had total assets of $454,736, including total current assets (cash and cash equivalents) of $2,548, net furniture and equipment of $2,066 and other assets of $450,12. "Other assets" consisted, primarily, of the parcel of real estate located in Monument, Colorado, that is listed for sale. The property is pledged as collateral to secure our indebtedness to a law firm for unpaid legal fees, costs and late charges totaling approximately $229,378. As of December 31, 2001, our total current liabilities included accounts payable of $243,145, accrued expenses of $275,106 and $26,467 in unpaid payroll taxes. We had long-term liabilities (less current portion) consisting of the $755,454 principal balance of the unsecured, eight and one-half per cent interest-bearing promissory note payable to the Morningstar Trust for the re-purchase of common stock. Our accumulated deficit was $(4,379,548) and our total stockholders' deficit was $(845,436) as of December 31, 2001.

     Net cash used in operating activities was $(25,303) for the year ended December 31, 2001, because of the net loss of $(77,105) and a $300 loss on the disposal of investments incurred during the year, offset by an increase in accounts and notes receivable of $7,800, depreciation and amortization of $3,144, an increase in accounts payable and accrued expenses of $38,658 and stock issued for services of $2,500. We realized $300 in net cash flows from investing activities as a result of the proceeds from the sale of equipment during the year ended December 31, 2001. For the year ended December 31, 2001, we realized $27,192 in net cash flows from financing activities as a result of the issuance of common stock for cash. The net result of our operating, investing and financing activities during the year ended December 31, 2001, was an increase of $2,189 in our cash, from $359 at the beginning of the period to $2,548 at the end of the year.

Risks and Uncertainties
-----------------------

     We have a history of losses. Despite the cost-cutting measures that we implemented recently, we have had no revenues with which to offset operating expenses because of our lack of operations and our operating expenses have continued to exceed our income. We expect to be unable to generate interest in a business combination with New Allied Development until this Registration Statement on Form 10-SB becomes effective, at the earliest. Further, we anticipate that the feasibility of the consummation of any proposed business combination will be dependent upon our ability to satisfy our sizeable indebtedness ($1,300,172 as of December 31, 2001) by selling the Monument, Colorado, real estate and the restricted shares of common stock of the financial services company traded in the "pink sheets" that we received in December 2001 for the sale of certain mining claims and applying the proceeds from the sales to satisfy a portion of the indebtedness and by converting the balance of the liabilities to equity and/or otherwise extinguishing them. The Monument property is listed for sale for $500,000, although we cannot be certain that the property will be sold at that price. The opening sale price for Success Financial Services Group' shares of common stock was $3.25 on March 28, 2002. Accordingly, we expect our losses to continue in the foreseeable future. We may never be profitable unless we succeed in completing a merger, acquisition or other business combination with an attractive private company upon acceptable terms.


Item 7. Financial Statements.

     The Consolidated Financial Statements of New Allied Development Corporation and its wholly-owned subsidiary, Tommyknocker Casino Corp., the Notes to Consolidated Financial Statements and the Report of Independent Public
Accountants of Comiskey & Company, P.C., independent certified public accountants, required by this Item 7 commence on page F-1 and are incorporated in this report by this reference. The Financial Statements filed as part of this report are listed in the Index to Financial Statements below:

                                                                      Page
                                                                      ----

Report of Independent Accountants ................................     F-1

Consolidated Balance Sheets as of December 31, 2001, and
   December 31, 2000 .............................................   F-2 to F-3

Consolidated Statements of Operations for the years ended
   December 31, 2001, and December 31, 2000 ......................     F-4

Consolidated Statement of Changes in Stockholders' Equity
   for the year ended December 31, 2001 ..........................     F-5

Consolidated Statements of Cash Flows for the years ended
   December 31, 2001, and December 31, 2000 ......................     F-6

Notes to Consolidated Financial Statements .......................   F-7 to F-9


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     We dismissed Mr. John Semmens, Certified Public Accountant, 2450 Del Prado, Suite A, Dana Point, California 92629, and retained Comiskey & Company, P.C.,
789 Sherman Street, Suite #440, Denver, Colorado 80203, as our independent accountant in January 2001. Mr. Semmens' report on New Allied Development's financial statements for the fiscal year ended December 31, 1999, contains no adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by our Board of Directors. There were no disagreements with Mr. Semmens on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

     Set forth below are the names, ages, positions with New Allied Development and Tommyknocker Casino, a 100%-owned subsidiary of New Allied Development, and business experience of the directors and executive officers of New Allied Development and Tommyknocker Casino.

     Name               Age                Positions with Company
-------------           ---      -----------------------------------------------
Erica J. Hull           44       President, Chief Executive Officer and Director

Judy Nation             59       Secretary/Treasurer and Director

General

     The individuals named in the above table may be deemed to be "promoters" and "parents" of New Allied Development and Tommyknocker Casino, as those terms are defined in the General Rules and Regulations under the Securities Act of 1933. Directors hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. Ms. Hull devotes approximately 25% of her time to the business and affairs of New Allied Development and Tommyknocker Casino. Ms. Judy Nation, our Secreaty/Treasurer, devotes such time and effort to the business and affairs of New Allied Development and Tommyknocker Casino as may be necessary to perform her responsibilities as an executive officer and director and/or otherwise. Set forth below under "Business Experience" is a description of Mesdames Hull's and Nation's business experience. Except as otherwise indicated below, all organizations with which Mesdames Hull and Nation are or have been previously employed, affiliated or otherwise associated, are not affiliated with New Allied Development or Tommyknocker Casino.

Family Relationships

     There is no family relationship between Ms. Hull and Ms. Nation.

Business Experience

     Erica J. Hull has served as the President, the Chief Executive Officer and a director of New Allied Development since September 5, 1990, and in those identical positions with Tommyknocker Casino since that company's organization on May 9, 1992. From March through August 2001, Ms Hull was employed by Babich & Associates, Dallas, Texas, an executive search firm. From 1988 through September 1990, she served as the President of Goldstar Industries, Inc., a real estate and restaurant business. Ms. Hull was employed by various companies in the product design and development industry from 1981 to 1988. She received a B.S. degree in retailing from Michigan State University in 1980.

     Judy Nation has served as the Secretary, the Treasurer and a director of New Allied Development since July 1995 and in those identical positions with Tommyknocker Casino since that company's inception on May 9, 2000. She was employed full time by New Allied Development from July 1995 through July 1996 and on a temporary basis from July 1996 through December 1997. Ms. Nation was employed as an account representative by Verizon Wireless from March through August 2001. From January 1998 through January 2001, she was employed by DANKA, a national supplier of copiers and facsimile machines, as an account manager. From March 1990 through August 1993, Ms. Nation was employed as Showroom Manager by Platinum, Inc., Dallas, Texas, a national manufacturer of women's designer sportswear. She served, from 1985 through 1987, as the Vice President of Sales for Activity Planners, Las Vegas, Nevada, a provider of destination management services for group conventions. Her responsibilities in this position included marketing and coordination of event planning for a number of national companies. She served as the Director of Texas Women in Broadcasting from 1983 through 1985.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, Mesdames Hull and Nation, our executive officer, directors and/or greater than 10% beneficial owner of our common stock, have complied with the
Section 16(a) filing requirements applicable to him during our fiscal year ended December 31, 2001.


Item 10. Executive Compensation.

     The following table sets forth information concerning the compensation of our executive officers, including the dollar value of base salary and/or other annual compensation earned, and the number of securities underlying stock options granted, during the 2001, 2000 and 1999 fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                          Long Term Compensation
                             Annual Compensation                 Awards
                          -------------------------         --------------------
      (a)       (b)          (c)           (d)                    (e)
Name and                               Other Annual           Securities
Principal                              Compensation           Underlying
Position        Year      Salary($)       ($)                Options/SAR's(#)
--------------------------------------------------------------------------------


Erica J.        2001      $ 24,000*      $-0-                     -0-
Hull,           2000      $ 52,760**     $-0-                     -0-
President/      1999      $100,891       $-0-                     -0-
Chief
Executive
Officer

Judy            2001      $-0-           $-0-                     -0-
Nation,         2000      $-0-           $-0-                     -0-
Secretary/      1999      $-0-           $-0-                     -0-
Treasurer

------------------
     *Includes $17,500 in accrued salary for the six-month period from July 1 through December 31, 2000.

     **Represents accrued salary.

General

     Ms. Erica J. Hull, the President, the Chief Executive Officer and a director of New Allied Development, and Ms. Judy Nation, the Secretary/Treasurer and a director of New Allied Development, are our sole employees, employed on a part-time basis. Ms. Hull was employed full time from September 1993 through March 2001, and has been employed part time since March 2001. Since January 1, 2001, her salary has been accrued at the rate of $24,000 per annum. During the year ended December 31, 2000, she received a salary of $52,760, $17,500 of which was accrued for the six-month period from July 1 through December 31, 2000. Ms. Hull received a salary of $100,891 for the 1999 fiscal year. She and Ms. Nation each received aggregate cash compensation of $1,000 during the fiscal year ended December 31, 1998. Ms. Nation is not expected to receive any cash compensation for the foreseeable future. Neither Ms. Hull nor Ms. Nation holds any option to purchase any of our securities.

     Ms. Hull devotes 100% of her time to New Allied Development's and Tommyknocker Casino's business and affairs. Ms. Nation devotes only such time to the business and affairs of New Allied Development and/or Tommyknocker Casino that she deems necessary. Ms. Hull and Ms. Nation are expected to resign their positions upon our consummation of a business combination with a suitable candidate. We anticipate that if we are successful in consummating a business combination with such a candidate, our newly-elected executive officers will receive reasonable salaries and other appropriate compensation, such as bonuses, coverage under medical and/or life insurance benefits plans and participation in stock option and/or other profit sharing or pension plans, for their services as executive officers of New Allied Development. Additionally, they may receive fees for their attendance at meetings of the Board of Directors.

Long-Term Incentive Plans

     We do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other plans and have no intention of implementing any of these plans for the foreseeable future. The provisions of these plans would be at the discretion of our Board of Directors.

Compensation of Directors

     Our directors receive no compensation pursuant to any standard arrangement for their services as directors.

Indemnification

     Under Colorado law and pursuant to our amended Articles of Incorporation, we may indemnify our officers and directors for various expenses and damages resulting from their acting in those capacities. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our officers or directors pursuant to those provisions, we have been informed by our counsel that, in the opinion of the U.S. Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, and is therefore unenforceable.

Compensation of Directors

     We have no standard arrangements for compensating our directors.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2002, by each shareholder known by us to be the beneficial owner of more than five per cent of our outstanding shares of common stock, each director and executive officer of New Allied Development and Tommyknocker Casino and all executive officers and directors of New Allied Development and Tommyknocker Casino as a group. Under the General Rules and Regulations of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security if the person has or shares the power to vote or direct the voting, or dispose or direct the disposition, of the security. Each shareholder named in the table has sole voting and investment power with respect to the shares of common stock she beneficially owns.

                                       Shares                    Percentage
                                    Beneficially                    of
    Beneficial Owner                  Owned (1)                  Class (1)
----------------------------        -----------                --------------

Erica J. Hull (2)                     2,981,668                     52.54%
123 Red Oak Lane
Flower Mound, Texas  75028

Judy Nation (2)                         207,650                      3.66%
Rural Route #1
Post Office Box 231
BHooks, Texas  75561

All executive officers and            3,189,318                     56.20%
directors of New Allied
Development and
Tommyknocker Casino as
a group (four persons)
------------------

     (1) Represents the number of shares of common stock owned of record and beneficially by each named person or group, expressed as a percentage of 5,674,707 shares of New Allied Development's common stock outstanding as of March 31, 2002.

     (2) Executive officer and member of the Board of Directors of New Allied Development and Tommyknocker Casino .


Item 12. Certain Relationships and Related Transactions.

     On March 13, 2002, we issued 191,667 shares of our common stock to Patricia Cudd, Esq., for legal services valued at $5,750 ($.03 per share). We issued 66,667 shares of common stock to Ms. Erica J. Hull, our President and Chief Executive Officer, for $2,000 in cash ($.03 per share) on December 23, 2001. On February 23, 2001, we issued 833,334 shares of our common stock to the late Michael C. Hull, D.O., for $25,000 in cash ($.03 per share) and 83,334 shares of common stock to Patricia Cudd, Esq., for legal services valued at $2,500 ($.03 per share). On September 5, 2000, we issued 366,667 shares of our common stock to the late Dr. Hull for $11,000 in cash ($.03 per share). The late Dr. Hull, the brother of Ms. Hull, served as a Vice President, director and controlling shareholder of New Allied Development from September 5, 1990, through the date of his death on September 26, 2001. Ms. Hull received ownership of her late brother's shares upon his death. As of the date of this report, she owns 52.54% of our common stock. Ms. Cudd is the sole proprietor of Cudd & Associates, special securities counsel to New Allied Development. Ms. Cudd owns approximately 4.85% of our common stock as of the date of this report. See Part II, Item. 4., "Recent Sales of Unregistered Securities," for additional information regarding these transactions.

     We maintain our offices rent-free at Ms. Erica J. Hull's residence located at 201 East Round Grove Road, #1028, Lewisville, Texas 75067, pursuant to a verbal arrangement with her. Ms. Hull serves as the President, the Chief Executive Officer and a director of New Allied Development and owns 52.54% of our common stock. We have valued this office arrangement at nominal value. Accordingly, it does not impact the accompanying financial statements of New Allied Development and Tommyknocker Casino.

     Because of their present management positions, organizational efforts and/or percentage share ownership in New Allied Development and Tommyknocker Casino, Ms. Hull and Ms. Judy Nation, our executive officers and directors, may be deemed to be "parents" and "promoters" of New Allied Development and Tommyknocker Casino, as those terms are defined in the Securities Act of 1933 and the applicable General Rules and Regulations under the Securities Act of 1933. Because of the above-described relationships, transactions between and among New Allied Development, Tommyknocker Casino, Ms. Hull and/or Ms. Nation should not be considered to have occurred at arm's-length.


Item 13. Exhibits and Reports on Form 8-K.

     (a) The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated by reference in, or filed with, this report, as follows:

Item 1. Index to Exhibits.

Item
Number                                 Description
--------        ----------------------------------------------------------------

    3.1 Articles of Incorporation of New Allied Development Corporation filed December 29, 1978. (Incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form 10-SB, File No. 000-08973, filed November 15, 2001.)

    3.2 Articles of Amendment to the Articles of Incorporation of New Allied Development Corporation filed June 30, 1989. (Incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form 10-SB, File No. 000-08973, filed November 15, 2001.)

    3.3 By-Laws of New Allied Development Corporation. (Incorporated herein by reference to Exhibit 3.3 to the Registration Statement on Form 10-SB, File No. 000-08973, filed November 15, 2001.)

    3.4         Articles of Incorporation of Tommyknocker Casino Corp. filed
                May 9, 2000. (Incorporated herein by reference to Exhibit 3.4 to the Registration Statement on Form 10-SB, File No. 000-08973, filed November 15, 2001.)

    3.5         Bylaws of Tommyknocker Casino Corp.

    4 Form of stock certificate. (Incorporated herein by reference to Exhibit 4 to the Registration Statement on Form 10-SB, File No. 000-08973, filed November 15, 2001.)

   10.1 Promissory Note dated April 1, 1997, of New Allied Development Corporation payable to Morning Star Trust, Erica J. Hull and Stephanie Sanders Trustees in the principal amount of $800,000 due January 1, 1998, bearing interest at the rate of 8.5% per annum. (Incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form 10-SB, File No. 000-08973, filed November 15, 2001.)

   10.2 Promissory Note dated July 1, 1999, of Teresa C. Portman payable to New Allied Development Corporation in the principal amount of $100,000 due July 1, 2000, bearing interest at the rate of 12% per annum. (Incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form 10-SB, File No. 000-08973, filed November 15, 2001.)

   10.3 Pledge Agreement dated February 15, 2000, by New Allied Development Corporation in favor of Pendleton, Friedberg, Wilson & Hennessey, P.C. (Incorporated herein by reference to
                Exhibit 10.3 to the Registration Statement on Form 10-SB, File No. 000-08973, filed November 15, 2001.)

   10.4 Deed of Trust dated October 19, 2000, between New Allied Development Corporation and the Public Trustee of the County of El Paso, State of Colorado. (Incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form 10-SB, File No. 000-08973, filed November 15, 2001.)

   10.5         Public Trustee's Deed dated November 15, 2000, between Holly J.
                Williams, as the Public Trustee of the County of El Paso, State of Colorado, and New Allied Development Corporation, Grantee. (Incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form 10-SB, File No. 000-08973, filed November 15, 2001.)

   10.6 Exclusive Right-To-Sell Listing Contract dated November 15, 2000, between Erica Hull, doing business as New Allied Co., and Terry and Kathy Sullivan. (Incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form 10-SB, File No. 000-08973, filed November 15, 2001.)

   10.7 Agreement to Amend/Extend Contract with Broker dated July 26, 2001, between Erica Hull, doing business as New Allied
                Co., and Terrence P. Sullivan. (Incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form 10-SB, File No. 000-08973, filed November 15, 2001.)

   10.8 United States Patent Number 5,190,056 dated March 2, 1993, for portable device for supporting an injured person issued to Michael C. Hull. (Incorporated herein by reference to Exhibit
                10.8 to the Registration Statement on Form 10-SB, File No. 000-08973, filed November 15, 2001.)

   10.9 United States Patent Number 5,458,581 dated March 2, 1993, for catheter crimping apparatus issued to Michael C. Hull. (Incorporated herein by reference to Exhibit 10.9 to the Registration Statement on Form 10-SB, File No. 000-08973, filed November 15, 2001.)

   10.10 Purchase Agreement dated December 20, 2001, between New Allied Development Corporation and Western Continental, Inc. (Incorporated herein by reference to Exhibit 10.10 to Amendment No. 1 to Registration Statement on Form 10-SB/A, File No. 000-08973, filed April 1, 2002.)

   10.11 Quitclaim Deed dated December 21, 2001, between New Allied Development Corporation, Grantor, and Western Continental, Inc., Grantee. (Incorporated herein by reference to Exhibit
                10.11 to Amendment No. 1 to Registration  Statement on
                Form 10-SB/A, File No. 000-08973, filed April 1, 2002.)

   21 List of subsidiaries. (Incorporated herein by reference to Exhibit 21 to the Registration Statement on Form 10-SB, File No. 000-08973, filed November 15, 2001.)

   99.1 Opinion of the Commission, In the Matter of New Allied Development Corporation, Erica J. Hull, and Grady A. Sanders, Admin. Proc. File No. 3-8395, Rel. No. 37990, November 26, 1996. (Incorporated herein by reference to Exhibit 99.1 to Amendment No. 1 to Registration Statement on Form 10-SB/A,
                File No. 000-08973, filed April 1, 2002.)

   99.2 Order Imposing Remedial Sanctions, In the Matter of New Allied Development Corporation, Erica J. Hull, and Grady A. Sanders, Admin. Proc. File No. 3-8395, Rel. No. 37990, November 26, 1996. (Incorporated herein by reference to Exhibit 99.2 to
                Amendment No. 1 to Registration  Statement on Form 10-SB/A,
                File No. 000-08973, filed April 1, 2002.)
---------------
         *Filed herewith.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NEW ALLIED DEVELOPMENT CORPORATION

Date:    March 31, 2001                By:  /s/ Erica J. Hull
                                            ------------------------------------
                                            Erica J. Hull, President,
                                            Chief Executive Officer and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Date:    March 31, 2001                By:  /s/ Erica J. Hull
                                            ------------------------------------
                                            Erica J. Hull, President,
                                            Chief Executive Officer and Director




Date:    March 31, 2001                By:  /s/ Judy Nation
                                            ------------------------------------
                                            Judy Nation, Secretary/Treasurer

                                    CONTENTS




                                                        Page


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                   F-1

CONSOLIDATED BALANCE SHEETS                            F-2 to F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                      F-4

CONSOLIDATED STATEMENT OF CHANGES IN
      STOCKHOLDERS' EQUITY                                 F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                      F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             F-7 to F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders of
New Allied Development Corporation


We have audited the accompanying consolidated balance sheet of New Allied Development Corporation and Subsidiary as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Allied Development Corporation and Subsidiary as of December 31, 2001, and the results of its operations and cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


Denver, Colorado
February 20, 2002

                                                /s/ Comiskey & Company
                                                ------------------------
                                                Comiskey & Company
                                                PROFESSIONAL CORPORATION

                       New Allied Development Corporation

                        Consolidated Financial Statements

                                December 31, 2001

                New Allied Development Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEETS
                                December 31, 2001


                                               December 31,       December 31,
                                                  2001               2000
                                               -----------        -----------
     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                 $     2,548        $       359
     Stock subscriptions receivable                   --                7,800

                                               -----------        -----------

         Total current assets                        2,548              8,159

FURNITURE AND EQUIPMENT
     Furniture and equipment                        13,202             13,202
     Less accumulated depreciation                 (11,136)            (9,998)
                                               -----------        -----------

         Furniture and equipment - net               2,066              3,204
                                               -----------        -----------

OTHER ASSETS
     Land held for sale, pledged as
         collateral for account payable            445,516            445,516
     Notes receivable and accrued interest
         (net of allowance of $82,672 in
          both 2001 and 2000)                         --                 --
     Intangibles - net of amortization of
         $21,030 (2001) and $19,024 (2000)           4,606              6,612
                                               -----------        -----------

         Total other assets                        450,122            452,128
                                               -----------        -----------

         TOTAL ASSETS                          $   454,736        $   463,491
                                               ===========        ===========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                New Allied Development Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEETS
                                December 31, 2001
                                   (Continued)

                                               December 31,       December 31,
                                                  2001               2000
                                               -----------        -----------

        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                          $   243,145        $   286,747
     Accrued expenses                              275,106            219,382
     Property Taxes Payable                         26,467
                                               -----------        -----------

         Total current liabilities                 544,718            506,129
                                               -----------        -----------

LONG-TERM LIABILITIES, LESS CURRENT PORTION
     Note payable-related party                    755,454            755,454
                                               -----------        -----------

         Total long-term liabilities               755,454            755,454
                                               -----------        -----------

         TOTAL LIABILITIES                       1,300,172          1,261,583

STOCKHOLDERS' DEFICIT
     Common stock, no par value; 25,000,000
         shares authorized; 5,489,379
         shares issued and outstanding           3,534,112          3,504,420
     Additional paid-in capital                       --                 --
     Accumulated deficit                        (4,379,548)        (4,302,443)
                                               -----------        -----------

         Total stockholders' deficit              (845,436)          (798,023)
                                               -----------        -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $   454,736        $   463,560
                                               ===========        ===========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                New Allied Development Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                December 31, 2001


                                             For the year        For the year
                                                ended               ended
                                             December 31,        December 31,
                                                2001                2000
                                             -----------         -----------

REVENUES                                     $      --           $      --
                                             -----------         -----------

OPERATING EXPENSES
     Professional fees                              --               146,160
     General and administrative                   13,494              80,746
     Provision for uncollectible loan               --                82,672
     Depreciation and amortization                 3,144               3,628
                                             -----------         -----------

         Total operating expenses                 16,638             313,206
                                             -----------         -----------

OPERATING LOSS                                   (16,638)           (313,206)

OTHER INCOME/EXPENSE
     Other income                                  7,211               9,355
     Gain on sale of assets                          300             107,248
     Interest expense                            (67,978)            (64,565)
                                             -----------         -----------

         Total other income (expense)            (60,467)             52,038
                                             -----------         -----------

NET INCOME (LOSS)                                (77,105)           (261,168)

Accumulated deficit

     Balance, beginning of period             (4,302,443)         (4,041,275)
                                             -----------         -----------

     Balance, end of period                  $(4,379,548)        $(4,302,443)
                                             ===========         ===========

BASIC NET LOSS PER SHARE                     $     (0.00)        $     (0.06)
                                             ===========         ===========

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                        5,489,379           4,133,038
                                             ===========         ===========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                New Allied Development Corporation and Subsidiary
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                December 31, 2001

                                                 Common stock
                                           -------------------------                         Total
                                            Number of                   Accumulated      stockholders'
                                             shares        Amount         deficit        equity (deficit)
                                           -----------   -----------     -----------      -----------

Balance, January 1, 2000                     4,133,038   $ 3,493,420     $(4,041,275)     $  (547,855)

Issuance of stock, September 2000, $0.03
    per share, $3,200 cash, $7,800
    subscription paid January 2001             366,667        11,000            --             11,000

Net loss for the year ended
    December 31, 2000                             --            --          (261,168)        (261,168)
                                           -----------   -----------     -----------      -----------

Balance, December 31, 2000                   4,499,705     3,504,420      (4,302,443)        (798,023)

Issuance of stock, February 2001
    for services, $0.03 per share               83,334         2,500            --              2,500

Issuance of stock, February 2001
    for cash, $0.03 per share                  833,334        25,000            --             25,000

Issuance of stock, March 2001
    for cash, $0.03 per share                   73,066         2,192            --              2,192

Net income for the year ended
    December 31, 2001                             --            --           (77,105)         (77,105)
                                           -----------   -----------     -----------      -----------

Balance, December 31, 2001                   5,489,439   $ 3,534,112     $(4,379,548)     $  (845,436)
                                           ===========   ===========     ===========      ===========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                New Allied Development Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                December 31, 2001

                                                     For the year   For the year
                                                        ended          ended
                                                     December 31,   December 31,
                                                        2001           2000
                                                      ---------      ---------
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                          $ (77,105)     $(261,168)
    Adjustments to reconcile net loss to net cash
       flows from operating activities:
          Isuance of Sock for Services                    2,500
           Gain on disposal of investments                 (300)      (107,248)
           Depreciation and amortization                  3,144          3,628
           Increase (decrease) in accounts and
               notes receivable                           7,800         73,411
           Decrease in other assets                        --              239
           Increase in accounts payable
              and accrued expenses                       38,658        179,570
                                                        ---------      ---------

          Net cash flows from operating activities      (25,303)      (111,568)

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from sale of investments and
         equipment                                          300        107,948
                                                      ---------      ---------

          Net cash flows from investing activities          300        107,948

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of stock for cash                          27,192          3,200
                                                      ---------      ---------

          Net cash flows from financing activities       27,192          3,200
                                                      ---------      ---------

NET DECREASE IN CASH
     AND CASH EQUIVALENTS                                 2,189           (420)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                    359            779
                                                      ---------      ---------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                    $   2,548      $     359
                                                      =========      =========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                New Allied Development Corporation and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001


1.   Summary of Significant Accounting Policies
     ------------------------------------------
     New Allied Development Corporation and Subsidiary (the "Company") was incorporated in 1978 in the State of Colorado. The Company's operations related primarily to the development and sale of real estate in and around the city of Blackhawk, Colorado. In 1994, the Company acquired franchise licenses to be a broker of real estate in the states of Colorado and Missouri. In 1996 and 1995, the Company abandoned the real estate operations in Missouri and Colorado, respectively. The Company currently holds the deed to real property in Monument Colorado. This property is currently listed for sale.

     Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of New Allied Development Corporation and its wholly-owned subsidiary Tommyknockers Casino Corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

     Marketable Securities
     Marketable securities consist of convertible preferred stock in Country World Casinos, Inc., carried at an estimated net realizable value of zero at December 31, 1999. During the year ended December 31, 2000, these securities were converted to common shares and sold for cash.

     Furniture and Equipment
     Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from five to seven years.

     Intangible Assets
     Intangible assets consist of patent costs and have been amortized ratably over useful lives of 15 to 17 years. The Company periodically assesses impairment of all long-lived assets, including intangible assets, with respect to projected future cash flows.

     Financial Instruments
     Unless otherwise indicated, the fair value of all reported assets and liabilities that represent financial instruments (none of which are held for trading purposes) approximates the carrying values of such amounts.

     Statements of Cash Flows
     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Income Taxes
     Deferred income taxes are provided for revenue and expense items reported in different periods for financial statement and income tax purposes. The primary temporary differences are the Company's non-benefited tax loss carryforwards.

     Use of Estimates
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

                New Allied Development Corporation and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001


1.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------
     Loss Per Share
     Loss per share is calculated using the weighted average number of shares outstanding.

     Consideration of Other Comprehensive Income Items
     SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. The Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

2.   Investment in Real Estate
     -------------------------
     On March 27, 2000, management initiated foreclosure proceedings against the underlying collateral for a promissory note in the amount of $445,516, including interest. The property was conveyed on November 15, 2000 and was immediately listed for sale at a selling price of $609,850, or $1.75 per square foot. On December 6, 2001 the broker contract was amended the land's selling price was decreased to $499,000, or $1.43 per square foot. Although interest continued to accrue on the note until the date of foreclosure, management elected to forego accrual of interest in the year of foreclosure for financial statement purposes. The investment in land is being carried at an amount equal to the cost basis of the original promissory note.

3.   Note Payable to Morningstar Trust
     ---------------------------------

     The Company has a note payable at December 31, 2001 and 2000 as follows:

                                              December 31,      December 31,
                                                   2001             2000
                                              ------------      ------------

     8.5% unsecured note payable for the
     repurchase of 500,000 shares of
     common stock                             $    755,454      $    755,454
                                              ============      ============

     The Company's president and CEO, Erica Hull, was a trustee of the Morning Star Trust until November of 2000.

                New Allied Development Corporation and Subsidiary
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001


5.   Income Taxes
     ------------
     The Company has tax loss carryforwards available for offset against future taxable income. Since management considers it more likely than not that these carryforwards will not be fully utilized, no deferred tax asset has been recognized for the tax benefit of the losses. For the years ended December 31, 2001 and 2000, the valuation allowance increased by approximately $ 26,000 and $ 60,000 respectively.

     A summary of federal tax loss carryforwards is as follows:

                                             Consolidated           Expiration
                                                 Loss                  Date
                                            ---------------         -----------

     1992                                   $    462,516             12/31/07
     1993                                        302,574             12/31/08
     1996                                        207,947             12/31/11
     1997                                        505,311             12/31/12
     1998                                        613,717             12/31/18
     1999                                        383,641             12/31/19
     2000                                        178,471             12/31/20
     2001                                         77,105             12/31/21

6.   Statement of Cash Flows
     -----------------------
     Non-cash investing and financing activities included the foreclosure on the Monument Colorado property in satisfaction of defaulted notes.

7.   Litigation
     ----------
     The Company has been involved in several ongoing matters of litigation with Country World Casinos, Inc. (CWCI) which were completed in calendar year 1999. As a result of the full settlement of these suits, the Company received 2,250,000 shares of CWCI convertible preferred stock in 1999. During the year ended December 31, 2000, the Company converted 100% of the preferred stock to common shares and sold them for total proceeds of $107,329.

8.   Subsequent Event - Sales of Stock
     ---------------------------------
     As of December 20, 2001, the Company agreed to sell mining rights in Blackhawk Colorado for 85,000 shares of Success Financial Services Group, Inc. (SFSG). Book value of the mining rights is $0. The stock certificates for the stock were delivered after the close of the year in March 2002.