Form 10QSB
period 2002-03-31
NEW ALLIED DEVELOPMENT CORP
filed 2002-05-20
CIK 310179

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(MarkOne)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

[]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to _____________


                        Commission file number 000-32045

                       New Allied Development Corporation
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Colorado                                           84-0809889
--------------------------                  ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

            201 East Round Grove Road, #1028, Lewisville, Texas 75067
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (469) 671-0400
                           ---------------------------
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                          if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes X      No
                                                   ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,674,707 shares of common stock, $.001 par value per share, outstanding as of May 20, 2002.

Transitional Small Business Disclosure Format (Check one):  Yes         No  X
                                                                ---        ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                New Allied Development Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEETS
                                 March 31, 2002

     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                        $     1,064
     Available for sale securities                        223,125
                                                      -----------

        Total current assets                              224,189

FURNITURE AND EQUIPMENT
     Furniture and equipment                               13,202
     Less accumulated depreciation                        (11,623)
                                                      -----------

        Furniture and equipment - net                       1,579
                                                      -----------

OTHER ASSETS
     Land held for sale, pledged as collateral for
        account payable                                   399,000
     Intangibles - net of amortization of $21,532           4,104
                                                      -----------

        Total other assets                                403,104
                                                      -----------

        TOTAL ASSETS                                  $   628,872
                                                      ===========

     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                 $   246,450
     Accrued expenses                                     291,424
     Property taxes payable                                26,467
                                                      -----------

        Total current liabilities                         564,341
                                                      -----------

LONG-TERM LIABILITIES, LESS CURRENT PORTION
     Note payable - related party                          12,000
     Note payable                                         755,454
                                                      -----------

        Total long-term liabilities                       767,454
                                                      -----------

        TOTAL LIABILITIES                               1,331,795

STOCKHOLDERS' DEFICIT
     Common stock, no par value; 25,000,000
        shares authorized; 5,489,379 shares issued
        and outstanding                                 3,534,112
     Accumulated deficit                               (4,077,086)
     Accumulated other comprehensive loss                (159,949)
                                                      -----------

        Total stockholders' deficit                      (702,923)
                                                      -----------

        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $   628,872
                                                      ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

               New Allied Development Corporation and Subsidiary
      CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME


                                              For the quarter   For the quarter
                                                  ended              ended
                                                 March 31,         March 31,
                                                  2002               2001
                                                -----------       -----------

REVENUES                                        $      --         $      --
                                                -----------       -----------

OPERATING EXPENSES
     Professional fees                               13,432            19,907
     General and administrative                       1,674             8,478
     Provision for uncollectible loan                46,516              --
     Depreciation and amortization                      990               786
                                                -----------       -----------

        Total operating expenses                     62,612            29,171
                                                -----------       -----------

OPERATING INCOME (LOSS)                             (62,612)          (29,171)

OTHER INCOME/EXPENSE
     Gain on sale of mineral rights                 383,074
     Other income                                      --               2,057
     Interest expense                               (18,000)          (17,009)
                                                -----------       -----------

        Total other income (expense)                365,074           (14,952)
                                                -----------       -----------

     Net Income (loss) before income tax            302,462           (44,123)
                                                -----------       -----------

     Provision for income taxes                        --                --
                                                -----------       -----------

NET INCOME (LOSS)                                   302,462           (44,123)

Accumulated deficit

     Balance, beginning of period                (4,379,548)       (4,302,443)
                                                -----------       -----------

     Balance, end of period                     $(4,077,086)      $(4,346,566)
                                                ===========       ===========

BASIC NET INCOME (LOSS) PER SHARE               $       .06       $     (0.01)
                                                ===========       ===========

WEIGHTED AVERAGE NUMBER OF
     SHARESVOUTSTANDINGTANDING                    5,489,379         4,895,599
                                                ===========       ===========

OTHER COMPREHENSIVE INCOME

     Net income(loss)                           $   302,462       $   (44,123)

     Unrealized loss on marketable securities      (159,949)             --
                                                -----------       -----------

     Other Comprensive income                   $   142,513       $   (44,123)
                                                ===========       ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.


                New Allied Development Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the quarter    For the quarter
                                                                     ended              ended
                                                                   March 31,          March 31,
                                                                     2002               2001
                                                                   ---------          ---------
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                              $ 302,462          $ (44,123)
    Adjustments to reconcile net income (loss) to net cash
         flows from operating activities:
            Isuance of stock for services                               --                2,500
            Gain on sale of mineral rights                          (383,074)              --
             Provision for uncollectable loan                         46,516               --
             Depreciation and amortization                               990                786
             Increase in notes payable - related party                12,000               --
             Increase in accounts payable
                and accrued expenses                                  19,622             25,391
                                                                   ---------          ---------

            Net cash flows from operating activities                  (1,484)           (15,446)

CASH FLOWS FROM INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of stock for cash                                         --               34,992
                                                                   ---------          ---------

            Net cash flows from financing activities                    --               34,992
                                                                   ---------          ---------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                             (1,484)            19,546

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                               2,548                359
                                                                   ---------          ---------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                                 $   1,064          $  19,905
                                                                   =========          =========


  NON CASH INVESTING AND FINANCIANG ACTIVITY
            Securties received though the sale of mineral rights   $ 383,074          $    --
                                                                   =========          =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                New Allied Development Corporation and Subsidiary
                        Notes to the Financial Statements
                                 March 31, 2002


1.   Management's Representation of Interim Financial Information
     ------------------------------------------------------------
     The accompanying financial statements have been prepared by New Allied Development Corp. without audit pursuant to rules and regulations of the U.
     S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2001.

2.   Sale of Mineral Rights
     ----------------------
     During the quarter, NADC received securities with a market value of $383,074 in exchange for mineral rights owned by the company. The mineral rights had no basis for financial reporting purposes, and consequently, gain of $383,074 was recognized. The company received 85,000 shares of Success Financial Services Group, a public company trading on the OTCBB under the symbol SFSG.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

     This discussion may contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in these forward-looking statements. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this report.

General

     Since January 1, 1999, we have realized no revenues. Since 1999, the last of five years during which we were engaged in the business of lending money, we have been inactive except for the sale during the quarter of certain mineral rights for securities having a market value of $383,074. The securities are 85,000 shares of common stock of Success Financial Services Group ("SFSG"), a public financial services company whose stock is traded over-the-counter in the "pink sheets" under the symbol "SFSG." The mineral rights had no basis for financial reporting purposes and, accordingly, we recognized a gain on the sale of $383,074. We realized net income of $302,462 ($.06 per share) for the quarter ended March 31, 2002, as a result of this transaction. We realized a net loss of $(77,105) ($-0- per share) for the fiscal year ended December 31, 2001, and a net loss of $(261,168) ($.06 per share) for the fiscal year ended December 31, 2000. We have one subsidiary corporation, Tommyknocker Casino Corp.

Plan of Operation

     Our plan of operation for the next twelve months is to pursue negotiations and, ultimately, complete a business combination with a qualified, privately-held company interested in becoming publicly-traded by means of a business combination with us, in lieu of offering its own securities to the public. The transaction may take the form of a statutory merger or consolidation; an exchange of securities for assets or outstanding equity securities; the sale of securities for cash or other value; and similar transactions. The success of this plan is dependent upon our ability to satisfy a portion of our liabilities with the proceeds from the sale of our parcel of real estate located in Monument, Colorado, and/or the common stock of SFSG we acquired during the quarter and convert the balance of the indebtedness to equity or otherwise extinguish it. If we are successful in extinguishing the bulk of our indebtedness, we believe that we will be an attractive publicly-quoted company, with minimal assets and liabilities, to a suitable privately-held company. We are unable to calculate the cost of our plan of operations over the next twelve months and we cannot be certain that it will be successful. We expect to be able to satisfy our cash requirements from funding provided by Ms. Erica J. Hull, our President and Chief Executive Officer, until we are successful, if ever, in consummating a business combination with a suitable candidate. We believe that this will be feasible because Ms. Hull's salary is presently being accrued and we have no office rent and limited other operating expenses, including, primarily, professional fees and general and administrative expenses. We have no current plans to raise additional capital and our fund-raising efforts have been minimal since we ceased business operations in 1999. We do not expect to perform any research and development during the term of this plan. We do not expect the purchase or sale of any significant equipment or a significant change in the number of employees for the next twelve months. Results of Operations

Quarter Ended March 31, 2002, Versus Quarter Ended March 31, 2001

     We realized no revenues during the years ended December 31, 2001, and December 31, 2000, because we conducted no operations during these periods.

     We incurred net income of $(302,462 ($.06 per share) for the quarter ended March 31, 2002, as compared to a net loss of $(44,123) ($(.01) per share) for the quarter ended March 31, 2001, because of the factors described below. Operating expenses, consisting of professional fees, general and administrative expenses, provision for uncollectible loan and/or depreciation and amortization, increased approximately 215%, from $29,171 for the quarter ended March 31, 2001, to $62,612 for the quarter ended March 31, 2002. Other income increased approximately 786%, from $(44,123) to $302,462 for the quarter ended March 31, 2001, and 2002, respectively. This was, primarily, because of our sale of mineral rights for the securities of SFSG.

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Date:    May 20, 2002                  By:  /s/ Erica J. Hull
                                            ------------------------------------
                                            Erica J. Hull, President,
                                            Chief Executive Officer and Director